Form 10QSB
period 1998-06-30
UNITED VENTURE CAPITAL FUND INC
filed 1998-10-20
CIK 1059749

SECURITIES & EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            FORM 1O-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998.
                                or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                    Commission File No.0-24029

                 UNITED VENTURE CAPITAL FUND, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

             COLORADO                                 84-1454125

          (State or other               (IRS Employer File Number)
          jurisdiction of
          incorporation)

          6000 E. Evans, Suite 1-022
          DENVER, COLORADO                      80222
          (Address of principal executive offices)      (zip code)

                         (303) 759-3053
       (Registrant's telephone number, including area code)

 Securities to be Registered Pursuant to Section 12(b) of the Act:

                               None

 Securities to be Registered Pursuant to Section 12(g) of the Act:

             Common Stock, $0.0001 per share par value

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No

The number of shares outstanding of Registrant's common stock, par value $
 .0001 per share, as of March 31, 1998 were 10,381,000 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company has generated no revenues from its operations since inception. Since the Company has not generated revenues and has never been in a profitable position, it operates with minimal overhead. The Company's primary activity will be to seek an acquisition candidate. As of the end of the reporting period, the Company has concluded no acquisitions and has spoken with no potential candidates. The attempt to seek an acquisition candidate or candidates will be the primary focus of the Company's activities in the coming fiscal year.

Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue any business opportunities other than seeking an acquisition candidate. The Company will have minimal capital requirements prior to the consummation of any acquisition but can pursue an acquisition candidate. Until a suitable candidate is identified, Mr. Stephan R. Levy will personally provide the necessary funds for the operation of the Company, which are expected to be minimal. There is no specific arrangement for Mr. Levy to advance funds. Each situation will be handled as needed. Further, there are no plans to reimburse Mr. Levy for any advances. The Company does not intend to pay dividends in the foreseeable future.


                    PART II- OTHER INFORMATION

ITEM 1.   Legal Proceedings

     No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 2.   Changes in Securities. None.

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information. None.

ITEM 6.   Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this lO-QSB filing. No reports on Form 8-K were filed as of the most recent fiscal quarter.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNITED VENTURE CAPITAL, INC.




Dated:9/20/98                      By.    ///JUDITH F. HARAYDA///
                                         Judith F. Harayda
                                         President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   CHIEF FINANCIAL AND ACCOUNTING
                                             OFFICER



Dated:9/20/98                      By:      ///STEPHAN R. LEVY///
                                           Stephan R. Levy
                                           Treasurer

         UNITED VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)










           FORM 10-QSB QUARTERLY REPORT

                   JUNE 30, 1998

              Janet Loss, C.P.A, P.C.
            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

         UNITED VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

   PART I - FINANCIAL STATEMENTS

ITEM                                             PAGE

Condensed Balance Sheets as of
  June 30, 1998 and March 31, 1998    .........1

Condensed Statements of Operations
  for the three months ended
  June 30, 1998 and 1997.......................2

Statement of Stockholders' Equity (Deficit)
  for the three months ended
  June 30, 1998 ...............................3

Condensed Statements of Cash Flows
  for the three months ended
  June 30, 1998 and 1997.......................4

Notes to Condensed Financial Statements........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation................6

   Part II - Other Information

Exhibits and Reports on Form 8-K

   (A)  Exhibits - None

   (B)  Reports on Form 8-K

         UNITED VENTURE CAPITAL FUND, INC.
           (A Development Stage Company)

             CONDENSED BALANCE SHEETS
                   June 30, 1998

                         June 30,
                          1998        March 31,
                       (UNAUDITED)      1998

                      ASSETS
CURRENT ASSETS:

  Cash in Checking       $16,436        $22,500

OTHER ASSETS:

  Organization Costs,
    Net of amortization      392            417
  Deferred Offering
    Costs                  3,537              0

TOTAL OTHER ASSETS         3,929            417

TOTAL ASSETS             $20,365        $22,917

       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:      $    -          $   -

STOCKHOLDERS' EQUITY:

  Preferred stock,
    10,000,000 shares
    authorized, $.0001
    par value per share,
    none issued                -              -

  Common stock,
    100,000,000 shares
    authorized, $.0001
    par value per share,
    10,381,000 shares
    issued and outstanding 1,038     1,038

  Additional Paid-In-
    Capital               22,992         22,992

  (Deficit)               (3,665)        (1,113)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     $20,365        $22,917

"See notes to condensed financial statements."

              UNITED VENTURE CAPITAL FUND, INC.
                       ( A Development Stage Company)

               CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                              For the three         For the three
                              months ended          months ended
                                 June 30,              June 30,
                                   1998                  1997

REVENUES:                        $      0               $     0

OPERATING EXPENSES:

  Amortization Expense                 25                     4
  Consulting Services                   -                 1,030
  Entertainment                       534                     -
  Office and Postage
    Expenses                         1,993                     -

Total Operating
Expenses:                            2,552                 1,034

  NET (LOSS)                      $(2,552)              $(1,034)

  NET (LOSS)
    PER SHARE                          N/A                    N/A

Weighted average
  number of shares
  outstanding                  10,381,000            10,301,000

"See notes to condensed financial statements."

                      UNITED VENTURE CAPITAL FUND, INC.
                        (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  For the three months ended June 30, 1998



                                             (Deficit)
                                             Accumulation
            Common stock   Common    Additional    during the
             Number of      stock     Paid-In-     Development   Equity
             SHARES         AMOUNT    CAPITAL        STAGE       (DEFICIT)
Balance,
April 1,
1998                10,381,000    $1,038   $22,992       $(1,113)      $22,917

Net (Loss)
for the three
months ended
March 31, 1998                                            (2,552)       (2,552)

Balance,
June 30,
1998                10,381,000    $1,038   $22,992       $(3,665)      $20,365

"See notes to condensed financial statements."

              UNITED VENTURE CAPITAL FUND, INC.
                (A Development Stage Company)

             CONDENSED STATEMENTS OF CASH FLOWS
      For the three months ended June 30, 1998 and 1997

                        For the three     For the three
                        months ended      months ended
                        JUNE 30, 1998     JUNE 30, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)      $(2,552)         $(1,034)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH
USED IN OPERATING
ACTIVITIES:

  Amoritization               25                 4
  Deferred offering
    costs                  3,537                 0
  Stock issued for
    services                   0             1,030
  Stock issued for
    organization costs         0               500

  Net cash provided by
    financing activities   1,010               500

CASH USED FROM INVESTING
ACTIVITIES:

  Organization costs           0              (500)

NET INCREASE IN CASH      $1,010            $    0

CASH, BEGINNING OF THE
PERIOD                         0                  0

CASH, END OF THE PERIOD   $1,010             $   0

"See notes to condensed financial statements."

              UNITED VENTURE CAPITAL FUND, INC.
                (A Development Stage Company)

           NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's March 31, 1998 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended January 31, 1999. The financial statements are presented on the accrual basis.