Form 10KSB
period 1999-03-31
UNITED VENTURE CAPITAL FUND INC
filed 1999-06-09
CIK 1059749

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
                       Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                     For the Fiscal Year Ended: March 31, 1999
                             Commission File No. 0-24029

                          United Venture Capital Fund, Inc.
                          ----------------------------------
          (Exact Name of Small Business Issuer as specified in its charter)

        Colorado                                         84-1454125
        --------                                         ----------
     (State or other                              (IRS Employer File Number)
     jurisdiction of
     incorporation)

         2121 S. Oneida St., Suite 332
                Denver, Colorado                               80224
         -----------------------------                         -----
     (Address of principal executive offices)               (zip code)

                                 (303) 759-3053
                                 --------------
               (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

          Securities to be Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, $0.0001 per share par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes:  X       No:
                                                     -----        -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year $-0-; The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 31, 1999 was not able to be determined since the Registrant's stock has not ever traded. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 1999, was 10,381,000

                         DOCUMENTS INCORPORATED BY REFERENCE

     Documents incorporated by reference are found in Item 13.

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     United Venture Capital Fund, Inc. (the "Company" or the "Registrant"), is a Colorado corporation. The principal business address is 2121 S. Oneida St., Suite 332 Denver, Colorado 80224.

     The Company was incorporated under the laws of the State of Colorado on June 17, 1997. Since inception, the primary activity of the Company has been directed towards organizational efforts. During this fiscal year, the Company plans to implement a program to identify potential acquisition candidates.

     As of the date hereof, the Company has not engaged in any preliminary efforts intended to identify possible business opportunities and has neither conducted negotiations nor entered into a letter of intent concerning any business opportunity. The Company is a shell corporation whose principal purpose is to locate and consummate a merger or acquisition with a private entity.

     The Company has not been subject to any bankruptcy, receivership or similar proceeding.

          (b)  NARRATIVE DESCRIPTION OF THE BUSINESS

     GENERAL

     From inception to the date hereof, the Company has had no activities. During this period, the Company has carried no inventories or accounts receivable. No independent market surveys have ever been conducted to determine demand for the Company's products and services, since the Company has never had any products or services which it has provided to anyone. During this period, the Company has carried on no operations and generated no revenues. The Company's fiscal year end is March 31st.

     ORGANIZATION

     The Company presently comprises one corporation with no subsidiaries or parent entities and is in the developmental stage.

          (c)  OPERATIONS

     GENERAL

     The Company proposes to implement a business plan to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. The Company will seek opportunities for long-term growth potential as opposed to short-term earnings.

     As of the date hereof, the Company has no business opportunities under investigation. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company. Further, there is no present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest.

     The Company's Board of Directors intends to provide the Company's shareholders with complete disclosure documentation in the form of a proxy statement concerning any potential business opportunity and the structure of the proposed business combination prior to its consummation. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

     As a result of its filing of a Form 10SB, the Company became subject to the reporting obligations under the Exchange Act. These include this annual report under cover of Form 10KSB, with audited financial statements, unaudited quarterly reports, and the requirement proxy statements in regard to annual shareholder meetings. Any potential acquisition or merger candidates will be required to meet these same requirements, including the necessity of audited financial statements. Such requirements may have the effect of restricting the potential pool of candidates for merger or acquisition. The Company will voluntarily file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act.

     The Registrant has no full-time employees. The Registrant's President and Secretary-Treasurer have agreed to allocate a portion of their time to the activities of the Registrant, without compensation. These officers anticipate that the business plan of the Company can be implemented by their collectively devoting approximately twenty hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment of such officers.

     Some of the Company's officers and directors are presently involved and plan to be involved with other "blank check" companies and, as a result, additional potential conflicts of interest may arise. If such a conflict does arise in the future and an officer or director of the Company is presented with business opportunities under circumstances where there may be doubt as to whether the opportunity should belong to the Company or another "blank check" company with which they are affiliated, they will disclose the opportunity to the Boards of Directors of all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company, and the principals of the proposed target company have no preference as to which company will merge with or acquire such target company, the company which first filed a Registration Statement with the U.S. Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

     The primary attraction of the Registrant as a merger partner or as an acquisition vehicle will be its status as a public company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present shareholders of the Registrant.

     As part of the Company's investigation of any potential acquisition, the officers and directors of the Company will initially meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures to the extent of the Company's limited financial resources. Management of the Company will utilize the services of its present attorney and accountants in the investigation of prospective acquisitions.

     The Company has no present plans to hire a consultant to aid the Company in any acquisition or merger.

     However, if the Company deems it necessary because of the necessity for specific expertise regarding a particular acquisition, a consultant with such expertise regarding the particular acquisition may be hired. Such consultant would only be utilized for a particular circumstance and not on a general basis.

     The Articles of Incorporation of the Company provides that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, the assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

     GENERAL BUSINESS PLAN

     The Company's purpose is to seek, investigate and, if such investigation warrants, to acquire controlling interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The

Company will not restrict its search to any specific business, industry, or geographical location. The Company may participate in a business venture of virtually any kind or nature.

     The Company will solicit prospective acquisitions based upon informal contacts or relationships which management has a will develop in the future. There are no plans to advertise for acquisitions or to hire third party consultants to facilitate acquisitions. The Company has no way of knowing how many individuals will be contacted before a potential acquisition may be finalized. The Company has no plans to do any acquisition with any associates or affiliates of management, or with management itself.

     The Company may seek a business opportunity in the form of firms which have recently commenced operations, are developing companies in need of expansion into new products or markets, are seeking to develop a new product or service or are established, mature businesses. The Company may also offer a controlling interest to such business opportunity, if the situation warrants.

     In seeking business opportunities, the management decision of the Company will be based upon the objective of seeking long-term appreciation in the value of the Company. Current income will only be a minor factor in such decisions.

     It is not anticipated that the Company will be able to participate in more than one business opportunity. However, Management may, in its sole discretion, elect to enter into more than one acquisition if it believes these transactions can be effectuated on terms favorable to the Company. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another and should be considered a substantial risk to shareholders of the Company.

     The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors. The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following, among other, factors:

     (a) potential for growth, as indicated by new technology, anticipated market expansion or new products;

     (b) competitive position compared to other firms of similar size and experience within the industry segment, as well as within the industry as a whole;

     (c) strength and diversity of management, either in place or scheduled for recruitment;

     (d) capital requirements and anticipated availability of required funds to be provided by the target company from operations, through the sale of additional securities, the formation of joint ventures or similar arrangements, or from other sources;

     (e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

     (f)  the extent to which the business opportunity can be advanced;

     (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

     (h) such other relevant factors as may arise from time to time, including investor and market maker, if any, interest.

     In applying the foregoing criteria, no one of which is now known to be controlling, Management will attempt to analyze all relevant factors and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of the Company's lack of capital, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take a substantial amount of time after the effective date of this Registration Statement.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity and containing such items as: (i) a description of product, service and company history; (ii) management resumes; (iii) financial information (including projections and audited financial statements, if available); (iv) available projections with related assumptions upon which they are based; (v) an explanation of proprietary products and services; (vi) evidence of existing patents, trademarks or service marks or rights thereto; (vii) present and proposed forms of compensation to management; (viii) a description of transactions between the target and its affiliates during relevant periods; (ix) a description of present and required facilities; (x) an analysis of risks and competitive conditions; (xi) a financial plan of operation and estimated capital requirements; and (xii) other information deemed relevant under the circumstances, including investor and market makers, but only after the release of public information on the target.

     As part of the Company's investigation, officers and directors will meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures to the extent of the Company's limited financial resources.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The Company has no present plans to raise any necessary capital through private placements or public offerings prior to the location of an acquisition or merger candidate.

     (d)  MARKETS

     The Company's initial marketing plan will be focused completely on finding an acquisition candidate as discussed above. No efforts toward this marketing plan have been made as of the date hereof.

     (e)  RAW MATERIALS

     The use of raw materials is not now material factor in the Company's operations at the present time.

     (f)  CUSTOMERS AND COMPETITION

     At the present time, the Company is expected to be an insignificant participant among the firms which engage in the acquisition of business opportunities. There are a number of established companies, such as venture capital and financial concerns, many of which are larger and better capitalized than the Company and/or have greater personnel resources and technical expertise. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

     (g)  BACKLOG

     At March 31, 1999, the Company had no backlogs.

     (h)  EMPLOYEES

     At as of the date hereof, the Company has no employees. The Company does not plan to hire employees in the future.

     (i)  PROPRIETARY INFORMATION

      The Company has no proprietary information.

     (j)  GOVERNMENT REGULATION

     The Company is not subject to any material governmental regulation or approvals.

     (k)  RESEARCH AND DEVELOPMENT

     The Company has never spent any amount in research and development activities.

     (l)  ENVIRONMENTAL COMPLIANCE

     At the present time, the Company is not subject to any costs for compliance with any environmental laws.

     (m)  SUBSEQUENT EVENT

     On April 27, 1999, the Company acquired 100% of the issued and outstanding common shares of Ellenas International Corporation, a private Colorado company which is in the business of being an internet service provider. The Company issued 2,000,000 common shares to Theodore Hellen, the sole shareholder of Ellenas International Corporation. The prior officers and directors of the Company resigned and where succeeded by the following persons:

          Name                     Position
          ----                     --------
          Theodore Hellen          Chairman and Director

          Cliff C. Thompson        President and Director

          Martin Nicoulan          Director

          Marcus Brownson          Director

          John Nicolaun            Secretary and Director

ITEM 2.   DESCRIPTION OF PROPERTIES.

          As of March 31, 1999, the Company's business office was located at 2121 South Oneida Street, Suite 332, Denver, Colorado 80224. The Company pays no rent for this office space, which is occupied by Mr. Stephan R.Levy, an Officer and Director of the Company. The Company had no properties as of March 31, 1999.

ITEM 3.   LEGAL PROCEEDINGS.

          No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

               The Company's securities have never been listed for trading on any market and are not quoted at the present time. At the present time, the Company does not know where secondary trading will eventually be conducted. The place of trading, to a large extent, will depend upon the size of the Company's eventual acquisition. To the extent, however, that trading will be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board," a shareholder may find it more difficult to dispose of or obtain accurate quotations as to price of the Company's securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

          As of the date hereof, a total of 10,381,000 of shares of the Company's Common Stock were outstanding and the number of holders of record of the Company's common stock at that date was forty.

     (c)  DIVIDENDS

          Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock were paid by the Company during the periods reported herein nor does the Company anticipate paying dividends in the foreseeable future.

     (d)  THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

     (e)  BLUE SKY COMPLIANCE

     The trading of blank check companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of blank check companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

     The impact of these Blue Sky laws is considered to be minimal since the Company does not intend to qualify the Company's outstanding securities for secondary trading in any state until such time as an acquisition or merger has been consummated.

     (f)  INVESTMENT COMPANY ACT OF 1940

     The Company does not intend to engage in any activities which would cause it to be classified as an "investment company" under the Investment Company Act of 1940, as amended. However, to the extent that the Company would inadvertently become an investment company because of its activities, the Company would be subjected to additional, costly and restrictive regulation.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION.

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

ITEM 7.   FINANCIAL STATEMENTS.

          The complete financial statements are included at Item 13 herein.

ITEM 8.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL
          DISCLOSURE.

          The Company did not have any disagreements on accounting and financial disclosures with its present accounting firm during the reporting period.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company, their ages and positions held in the Company as of March 31, 1998 are as follows:

     NAME                     AGE       POSITION HELD
     ----                     ---       -------------
     Judith F. Harayda         50       President and Director

     Stephan R. Levy           59       Secretary, Treasurer and Director

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

      Ms. Harayda should be considered the "parent" or "promoter" of the Company because of the shareholdings and control positions held by her in the Company. Mr. Levy should also be considered the "parent" or "promoter" of the Company (as such terms are defined under the Securities Act), inasmuch as Mr. Levy has taken significant initiative in founding and organizing the business of the Company.

     JUDITH F. HARAYDA . Ms. Harayda has been the President and a Director of the Company since March, 1998. She has been the owner of Promos, Inc., a private Colorado corporation, from 1992 to the present. She is also Treasurer and a Director of New World Publishing, Inc., a public company. Ms. Harayda received a Bachelors Degree in Education from Edinboro University.

     STEPHAN R. LEVY. Mr. Levy has been Secretary-Treasurer and a Director of the Company since March, 1998. He has been retired since August, 1990. Prior to that time, he was an officer and director of Tofruzen, Inc., a public company which manufactured and marketed a non-dairy frozen dessert, novelty food products, and promotional items. He attended the University of Texas and graduated in 1961 from the University of Colorado with a Bachelor of Science in Business. He is a member of the International Monetary Market, which is a division of the Chicago Mercantile Exchange and was appointed by the Governor of Colorado as a member of the Colorado Municipal Bond Supervisory Board. Mr. Levy has also been involved in several blank check offerings. See Previous Blank Check Offerings.

     SPECIAL ADVISOR

     Dr. Paul H. Dragul has agreed to act as a special advisor to the Board of Directors pursuant to an oral understanding. Dr. Dragul will provide such advice on general business and financial matters as may be requested by the Board of Directors from time to time, with a special emphasis on medical devices and pharmaceuticals. He has been associated with a number of business ventures, which has consisted of personal real estate investing, involvement with National Ear Care Plan, a private company which provides hearing testing across the country, private investments through his professional corporation, and personal investments in the equity and bond market.

     Dr. Dragul is currently in private medical practice, specializing in Otolaryngology (Head and Neck). He was a clinical instructor in Otolaryngology at the University of Colorado Medical Center from 1967 to 1983. He is a member of numerous medical societies. Dr. Dragul holds as

B.S. in Pharmacy and an M.D. from the University of Cincinnati. Dr. Dragul has not previously participated in any Blank Check Offerings.

     PREVIOUS BLANK CHECK OFFERINGS

     Ms. Harayda has not previously participated in any Blank Check Offerings. Mr. Levy has previously participated in Blank Check Offerings.

     OXFORD FINANCIAL, INC. Stephan R. Levy, an officer and director of the Company, previously was an officer and director of Oxford Financial, Inc. ("Oxford"), a Colorado corporation which completed a blank check public offering in July 1986. Pursuant to the offering, 30,000,000 units were sold at $.01 per unit for net proceeds of approximately $238,000. The units consisted of one share of common stock, one Class A. Warrant, one Class B. Warrant and one Class C. Warrant. The purpose of the offering was to raise capital to take advantage of business opportunities which may have potential for profit.

     On February 26, 1987, pursuant to an Agreement and Plan of Reorganization, Oxford issued 240,000,000 shares of its Common Stock (approximately 80% of then outstanding shares) to the shareholders of Clancy Systems International, Inc., a Colorado corporation ("Clancy"), in exchange for all of the outstanding shares of Clancy (the "Exchange"). As a result of the Exchange, Clancy became a wholly-owned subsidiary of Oxford. On the effective date of the Exchange, all but one of the directors of Oxford, and all of the officers of Oxford, resigned, and new officers and directors selected by Clancy were appointed. Oxford changed its name to Clancy Systems International, Inc.

     In connection with the Exchange, Michael E. Connelly, Mark G. Lawrence and Stephan R. Levy, officers, directors and principal shareholders of Oxford, sold 24,000,000 shares of common stock owned by them to Stanley J. Wolfson and Robert M. Brodbeck (the "Clancy Principals") for $.00083 per share or an aggregate of $20,000 (the "Stock Purchase"). Mr. Levy originally owned 7,500,000 shares of Oxford common stock for which he paid $2,500 or $.00033 per share. Of the 7,500,000 shares owned by him, 6,000,000 were sold to the Clancy Principals for $.00083 per share, or an aggregate of $4,980. Mr. Levy received an aggregate of $2,500 in salaries from Oxford and received no other fees or benefits. Under the Stock Purchase, the Clancy Principals granted options to Messrs. Connelly, Lawrence and Levy to repurchase up to 12,000,000 of the shares of commons stock sold under the Stock Purchase at a price of $.01 per share for a period of two years. These options have since expired unexercised.

     Pursuant to the Exchange, Oxford entered into Registration Rights Agreements with Messrs. Lawrence, Connelly and Levy under which Oxford agreed to register the remaining 6,000,000 shares of Oxford's common stock owned by such persons, at Oxford's expense, in the event Oxford (or its successor) files a registration statement under the Securities Act of 1933, as amended, on behalf of any person other than Oxford during the next two years.

     Clancy was incorporated under the laws of the State of Colorado on June 28, 1984. Prior to its merger with Oxford, Clancy had developed a computerized parking ticket writing and enforcement system for lease to municipalities, universities and institutions. Clancy has fully implemented systems operating in Oklahoma City, Oklahoma and Vail, Colorado, a pilot system in Kansas City, Kansas, is in the process of developing a system for the University of California, Davis, and is negotiating with other municipalities and universities to provide its system. Clancy also has entered into an agreement with The Hertz Corporation under which Clancy provides hardware, software, training and support for an Instant Return System which allows Hertz representatives at major airports to calculate rental charges for returning customers and provides a printed itemization of such charges right at the car.

     AUGUSTA FINANCIAL, INC.

     Stephan R. Levy, an officer and director of the Company, previously was an officer and director of Augusta Financial, Inc. ("Augusta"), a Colorado corporation which completed a blank check public offering in December 1987. The offering became effective on August 14, 1987. Pursuant to the offering, 40,178,000 units were sold at $.01 per unit for net proceeds of approximately $329,600. The units consisted of one share of common stock and one Class A Warrant to purchase one share of common stock and one Class B. Warrant. The purpose of the offering was to raise capital to take advantage of business opportunities which might have potential for profit. In connection with the organization of Augusta, Mr. Levy purchased 18,750,000 shares of Augusta common stock for $.00016 per share, or an aggregate of $3,000. On November 18, 1988, Augusta entered into a Plan and Agreement of Merger with Ultrox International, Inc., now known as On Site Toxic Control, Inc. ("On Site"), a privately-held California corporation. One Site was merged into a wholly-owned subsidiary of Augusta. As a result of the merger, the former shareholders of On Site acquired 119,000,000 " restricted shares" of Augusta common stock and have the potential to acquire an additional 110,000,000 shares of Augusta common stock based on a revenue earn-out schedule, representing at least 60% of the outstanding common stock of Augusta. On Site has been designing, manufacturing and installing treatment systems for the on-site elimination of toxic organic pollutants in water and air since 1984. Pursuant to the Plan and Agreement of Merger, all of the former officers and directors of Augusta resigned and new officers and directors were appointed by On Site, except for Stephan Levy who remains a director of the Company. Also pursuant to the Plan and Agreement of Merger, certain of the On Site shareholders purchased 51,000,000 shares of Augusta common stock from the former officers and directors of Augusta for $25,000. The shares sold by the former officers and directors of Augusta represent 12,750,000 shares from each officer and director of Augusta for an aggregate consideration of $6,250 per officer and director. In addition, each of the officers and directors of Augusta, including Mr. Levy, received salaries of $6,250 from Augusta.

     ABP EQUITIES, INC.

     Stephan R. Levy, an officer and director of the Company, previously was an officer and director of ABP Equities, Inc. ("ABP"), a Colorado corporation which completed a blank check public offering in June 1988. Mr. Levy's wife, Gail S. Levy, was a principal shareholder of ABP. Pursuant to the offering 50,000,000 Units were sold, each unit consisting of one share of common stock and one Class A. Warrant to purchase one share of common stock and one Class B Warrant, for aggregate net proceeds of approximately $413,000. The purpose of the offering was to raise capital to take advantage of business opportunities which might have potential for profit. Prior to ABP's public offering, Mr. Levy purchased 17,031,746 shares of ABP common stock (which includes shares purchased by his wife) for an aggregate of $3,200. On January 17, 1989 ABP entered into a Plan and Agreement of Merger with Armonite, Inc. ("Armonite"), a privately-held Delaware corporation whereby Armonite was merged into a wholly-owned subsidiary of ABP. As a result of the merger, the former shareholders of Armonite acquired 293,000,000 "restricted shares" of ABP common stock, of which 45,000,000 shares were placed in escrow to be released according to a pre-tax profits earn-out schedule, representing in the aggregate approximately 80% of the outstanding common stock of ABP. Armonite has the exclusive United States and Canada distribution rights for a process of treating benign prostate tumors without surgery through the use of directed microwave heat. Armonite has not yet applied for or received FDA or FCC approval for its process. Pursuant to the Plan and Agreement of Merger, all of the former officers and directors of ABP resigned and new officers and directors were appointed by Armonite. Immediately after the merger, the former ABP officers, directors and certain principal shareholders sold to ABP 57,047,619 shares of ABP's common stock
for $15,000 or approximately $.0002629 per share.   Of the 57,047,619 shares
sold, 14,071,746 were sold by Mr. Levy for a total consideration of $3,700. ABP also entered into a registration rights agreement with its officers and directors agreeing to register such persons' remaining shares of ABP common stock in any registration statement filed by ABP during the next five years.

     BRYCE FINANCIAL, INC.

     Stephan R. Levy, an officer and director of the Company, previously was an officer and director of Bryce Financial, Inc. ("Bryce"), a Colorado corporation which completed a blank check offering in November 1988. The offering became effective on September 30, 1988. Pursuant to the offering, 100,000 Units were sold at $10.00 per Unit for net proceeds of approximately $847,816. Each Unit consisted of 1,000 shares of Common Stock, 1,000 Class
A. Warrants each to purchase one additional share of Common Stock and 1,000 Class B Warrants each to purchase one additional share of Common Stock. The purpose of the offering was to raise capital to take advantage of business opportunities which might have potential for profit. In connection with the organization of Bryce, Mr. Levy purchased 11,666,666 shares of Bryce Common Stock for approximately $.0001 per share, or an aggregate cost of $1,250 each. On May 10, 1989, Bryce entered into a Plan and Agreement of Merger with OMNA Corporation, a Texas corporation, ("OMNA") and Philip A. Tuttle and Terry K. Dorsey (the "OMNA Principals") providing for a merger of a wholly-owned subsidiary of Bryce with and into OMNA. Also on May 10, 1989 Bryce entered into a Plan and Agreement of Merger with Medical Innovations, Inc., a Texas corporation, ("Medical") and Judy D. Lynch and Thomas J. Kaled (the "Medical

Principals") providing for a merger of Medical with and into a wholly-owned subsidiary of Bryce. On May 30, 1989 the shareholders of Bryce ratified both of the mergers, together with a 1 for 75 reverse stock split, a name change to "Medical Innovations, Inc.", a change in the State of Incorporation from Colorado to Delaware, and other actions. As a result of the mergers, the former shareholders of OMNA were to receive 86,900,000 shares (pre-split) of Bryce Common Stock, assuming none exercise their dissenters rights and the former shareholders of Medical, received 200,589,800 shares (pre-split) of Bryce Common Stock, $400,000 in cash, and $500,000 in principal amount of Subordinated Promissory Notes and June 1, 1992 issued by Bryce.
Additionally, Ms. Lynch and Mr. Kaled each received $150,000 in cash and 21,428,550 shares (pre-split) of Bryce Common Stock in consideration for executing covenants not to compete with Bryce.

     OMNA provides respiratory therapy services and temporary staff nursing and attendant service to hospitals and other medical care facilities, as well as home health care services to individual patients. Medical provides in-home professional nursing care directly to patients in the Houston, Texas area who require intravenous therapy, and related services and products.

     As a condition of the mergers, Bryce was required to repurchase from its founding shareholders, on a pro rata basis and pursuant to the Repurchase and Voting Agreements previously entered into between Bryce and its founding shareholders, an aggregate of 96,666,660 shares of Bryce Common Stock for an aggregate purchase price of approximately $20,715, or approximately $.0002 per share, an amount equal to twice the amount paid by the founding shareholders to acquire such shares in May 1988. Consequently, Mr. Levy received approximately $2,070 for 9,666,666 of their shares, leaving each with a balance of 2,000,000 shares of Bryce Common Stock which constitutes less than one percent of the outstanding shares after the completion of the mergers.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. None of the Officers or Directors of the Company made timely filings of their Forms 3 and 5 in the last fiscal year. All such persons eventually made the filings and have been counseled concerning their responsibilities regarding future compliance with these rules.

ITEM 10.  EXECUTIVE COMPENSATION.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations. Any compensation will be dependent upon a combination of factors, including the percentage of time a person devotes to the business of the Registrant, experience, ability of the Registrant to pay, and other items. The Company has no retirement, pension, profit sharing, stock option, insurance or other similar programs.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following sets forth the number of shares of the Registrant's $0.0001 par value common stock beneficially owned by (i) each person who, as of March 31, 1999, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant and (iii) the Officers and Directors of the Registrant as a group.

NAME AND ADDRESS              AMOUNT AND NATURE OF            PERCENT OF
OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP (1)(2)        CLASS
-------------------           ---------------------------     ----------
Judith Harayda(3)                        8,000,000               69.9%
2121 S. Oneida St., Suite 332
Denver, Colorado 80224

Stephan R. Levy                            100,000                0.3%
2121 S. Oneida St., Suite 332
Denver, Colorado 80224

All Officers and Directors as a Group    8,100,000               94.7%
(two persons)


(1)  All ownership is beneficial and on record, unless indicated otherwise.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

All of the shareholders of the Company have signed lock up agreements which will prevent all of the common shares from being sold or transferred, either in the open market or in a private transaction, until the Company has consummated a merger or acquisition and is no longer classified as a shell corporation under applicable federal or state law. The share certificates will be held by the Company's counsel until such merger or acquisition has been consummated. Any liquidation of the current shareholders after the release of the shares from the lock up may have a depressive effect upon the trading prices of the Company's securities in any future market which may develop.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company's business office is located at 2121 S. Oneida St., Suite 332 Denver, Colorado 80224. The Company pays no rent for this office space, which is occupied by Mr. Stephan R.Levy. There are no plans to charge the Company for office space. Otherwise, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                       PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The following financial information is filed as part of this report:
                    (1)  FINANCIAL STATEMENTS
                    (2)  SCHEDULES
                    (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.         Description
-----------         -----------
    3A              Articles and Bylaws +
    3B              Articles of Amendment+
   10A              Form of Subscrption Agreement with Lock Up Provisions +

+ Previously filed.

          (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

                        UNITED VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                  AUDIT REPORTS

                         FOR THE YEAR ENDED MARCH 31, 1999
      And for the period June 17, 1997 (Inception) through March 31, 1999


                            Janet Loss, C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drive, Suite 120
                             Denver, Colorado 80237



                          INDEX TO FINANCIAL STATEMENTS
                        UNITED VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----
Independent Auditor's Report.............................................     1

Balance Sheets...........................................................    2-3

Statements of Operations.................................................     4

Statements of Stockholders' Equity (Deficit).............................     5

Statements of Cash Flows.................................................     6

Notes to Financial Statements............................................     7


                             Janet Loss C.P.A., P.C.
                           Certified Public Accountant
                       3525 South Tamarac Drice, Suite 120
                             Denver, Colorado 80237
                                  (303)220-0227



Board of Directors
United Venture Capital Fund, Inc.
(A Development Stage Company)
2121 S. Oneida Street #332
Denver, Colorado 80224


I have audited the accompanying Balance Sheets of United Venture Capital Fund, Inc. (A Development Stage Company) as of March 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1999 and for the period from June 17, 1997 (Inception) through March 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Venture Capital Fund, Inc. (A Development Stage Company) as of March 31, 1999 and 1998 and the results of its operations and its cash flow for the period from June 17, 1997 (Inception) through March 31, 1998.


/s/ Janet Loss, C.P.A., P.C.
Janet Loss, C.P.A., P.C.


May 12, 1999

                        UNITED VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998


                                     ASSETS

CURRENT ASSETS:                                        1999             1998
                                                     -------          -------
    Cash in checking                                 $ 6,837          $22,500

                                                     -------          -------


OTHER ASSETS:
    Organization Costs, net of amortization              317              417
                                                     -------          -------



TOTAL ASSETS                                         $ 7,154          $22,917
                                                     -------          -------
                                                     -------          -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:                                     1999               1998
                                                       --------           --------
    Accounts Payable                                   $  6,837           $   ----

                                                       --------           --------

STOCKHOLDERS' EQUITY:

    Preferred Stock
    10,000,000 shares authorized,
         $.0001 par value per share,
          none issued                                       ---                ---

Common Stock, 100,000,000
    Shares authorized,  $.0001
    Par value per share,
    10,381,000 shares issued and outstanding              1,038              1,038

Additional Paid-In Capital                               22,992             22,992

(Deficit)                                               (23,713)            (1,113)
                                                       --------           --------
     Total Stockholders' Equity                             317             22,917
                                                       --------           --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                                  $  7,154           $ 22,917
                                                       --------           --------
                                                       --------           --------

The accompanying notes are an integral part of the financial statements.

                        UNITED VENTURE CAPITAL FUND, INC
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                    For the Year Ended March 31, 1999 And for the Period from June 17, 1977 (Inception) through March 31, 1998

                                               1999                   1998
                                           ------------           ------------
REVENUES:
                                           $        ---           $        ---
                                           ------------           ------------
OPERATING EXPENSES:
         Accounting                        $      1,850           $        ---
         Amortization Expense                       100                     83
         Consulting Services                        ---                  1,030
         Advertising Expense                      4,271                    ---
         Entertainment & Meetings                 1,563                    ---
         Filing Fees                                644                    ---
         Legal Expenses                           8,163                    ---
         Office Expenses                          3,698                    ---
         Postage                                  1,133                    ---
         Telephone Expense                        1,178                    ---
                                           ------------           ------------
TOTAL OPERATING EXPENSES:                  $     22,600           $      1,113
                                           ------------           ------------

NET (LOSS)                                 $    (22,600)          $     (1,113)
                                           ------------           ------------
                                           ------------           ------------

NET (LOSS)
PER COMMON SHARE                                  (.002)                   N/A
                                           ------------           ------------
                                           ------------           ------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                        10,381,000             10,301,000
                                           ------------           ------------
                                           ------------           ------------


The accompanying notes are an integral part of the financial statements.

                        UNITED VENTURE CAPITAL FUND, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            For the year ended March 31,1999 and for the period from
                  June 17, 1997 (Inception) thru March 31, 1998

                                                                                               (Deficit)
                                    Common Stock       Common         Additional         Accumulated during         Stockholders'
                                      Number of        Stock            Paid-In             the Development             Equity
                                       Shares          Amount           Capital                 Stage                  (Deficit)
                                    ----------        --------        ----------         ------------------         -------------
Balance, June 17, 1997              10,301,000        $  1,030        $    500                      --              $      1,530

Shares issued for cost,
$.0001 per share                        80,000        $      8        $ 22,492                      --              $     22,500

Net (Loss) for period from,
June 17,1997 (Inception)
thru March 31,1998                                                                              (1,113)                   (1,113)
                                    ----------        --------        ----------         ------------------         -------------
                                    10,381,000        $  1,038        $ 22,992                  (1,113)                   22,917

Net (Loss) for the Year
ended March 31, 1999                   (22,600)        (22,600)
                                    ----------        --------        ----------         ------------------         -------------
Balance, March 31,1999              10,381,000        $  1,038          22,992              $  (23,713)            $         317
                                    ----------        --------        ----------         ------------------         -------------
                                    ----------        --------        ----------         ------------------         -------------


The accompanying notes are an integral part of the financial statements.

                        UNITED VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
     For the Year Ended March 31, 1999 and For the Period From June 17, 1997
                       (Inception) Through March 31,1999

                                  FOR THE YEAR ENDED  FOR THE PERIOD ENDED
                                    MARCH 31, 1999       MARCH 31, 1998
                                  ------------------  --------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net (Loss)                             $(22,600)            $ (1,113)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH
USED BY OPERATING ACTIVITIES:
Amortization:                               100                   83
Stock Issued for
Services:                                   ---                1,030
Stock Issued for
Organization Costs:                         ---                  500

CHANGES IN OPERATING
ASSETS AND LIABILITIES:
Increase in
Accounts Payable:                         6,837             --------
                                       --------             --------
Net Cash Provided by
Financing Activities:                   (15,663)                 500

CASH USED FROM
INVESTING ACTIVITIES:
Organization Costs:                         ---                 (500)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from Issuance of
Capital Stock:                         --------               22,500
                                       --------             --------
Net Increase (Decrease)
In Cash                                 (15,663)              22,500
Cash, Beginning of Period:               22,500             --------
                                       --------             --------
Cash End of Period:                    $  6,837             $ 22,500
                                       --------             --------

The Accompanying notes are an integral part of the financial statements.

                        UNITED VENTURE CAPITAL FUND, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Venture Capital Fund, Inc. (A Development Stage Company), a Colorado Corporation, was incorporated June 17, 1997, for the purpose of seeking potential business acquisitions or mergers.

     ACCOUNTING METHOD

The company records income and expenses on the accrual method.

     ORGANIZATION COSTS

Costs incurred in organizing the company are being amortized over a sixty-month period.

     YEAR-END

The company has elected a fiscal year-end March 31st.

     LOSS PER SHARE

Net loss is calculated by dividing the net loss by the weighted average number of common shares outstanding.

NOTE 2- RELATED PARTY TRANSACTIONS

The Company maintains its office in space provided by an officer of the company pursuant to an oral agreement on a rent-free basis with the reimbursement for out-of-pocket expenses, such as telephone.

NOTE 3- SUBSEQUENT EVENTS

On April 27,1999, an Agreement and plan of reorganization was entered into between UNITED VENTURE CAPITAL FUND, INC. and ELLENAS INTERNATIONAL CORPORATION. This reorganization qualified as a tax-free reorganization under
Section 351 of the Internal Revenue Code of 1986, as amended, and the applicable provisions of Colorado tax laws.

The acquisition, effective as of April 27, 1999 was completed through a tax-free exchange of securities by the Company's issuance of 2,000,000 shares of its common stock in exchange for all of the issued and outstanding common shares of Ellenas International Corporation.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       United Venture Capital Fund, Inc.


Dated:  5/13/99                        By: /s/ Judith Harayda
                                          ---------------------------
                                          Judith Harayda
                                          President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                       CHIEF FINANCIAL OFFICER


Dated: 5/13/99                         By: /s/ Stephan R. Levy
                                          ---------------------------
                                          Stephan R. Levy
                                          Treasurer and Director



Dated:  5/13/99                        By: /s/ Judith Harayda
                                          ---------------------------
                                          Judith Harayda
                                          Director

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-KSB

                                       EXHIBITS
                                          TO
                          United Venture Capital Fund, Inc.

                                  INDEX TO EXHIBITS

Exhibit                                                                      Page or
Number       Description                                                  Cross Reference
-------      -----------                                                  ---------------
   3A        Articles of Incorporation *

   3B        Bylaws *

  10A        Form of Subscrption Agreement with Lock Up Provisions *


* Previously filed