Form 10QSB
period 1999-06-30
UNITED VENTURE CAPITAL FUND INC
filed 1999-08-13
CIK 1059749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  June 30, 1999
                                     -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

     Commission file number 000-24029

                        UNITED VENTURE CAPITAL FUND, INC.
    ---------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


               COLORADO                                     84-1454125
    --------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


      5619 DTC PARKWAY, 11TH FLOOR
        ENGLEWOOD, COLORADO                                 80111
    ---------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                 (303) 267-0038
    ---------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not applicable
    ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                 -----   -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                   Shares Outstanding as of August 9, 1999
  --------------------------------------------------------------------------
  Common Stock, $0.0001 par value                 12,568,075

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that the expectations expressed in these forward-looking statements are reasonable, our expectations may not turn out to be correct. Actual results could be materially different from our expectations, including the following:

       - we may not be able to generate or obtain sufficient capital to maintain operations or to satisfy our plans for growth;

       - our common stock may not be able to attract suitable market makers and therefore, may never be approved for listing on the OTC Bulletin Board or on a national exchange;

       -      we may lose subscribers or fail to grow our subscriber base;

       - we may not successfully integrate new subscribers or assets obtained through acquisitions;

       -      we may fail to compete with existing and new competitors;

       -      we may not be able to sustain our current growth;

       - we may not adequately respond to technological developments impacting the Internet;

       - we may fail to identify and correct a significant Year 2000 compliance problem and experience a major system failure; and

       -      we may not be able to find needed financing.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business that have been included in previous prior placement memoranda and that will be provided and in future SEC filings and our press releases.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                        UNITED VENTURE CAPITAL FUND, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Consolidated Balance Sheets as of June 30, 1999 and
   March 31, 1999                                                      1

Consolidated Statements of Operations for the Three
   Months Ended June 30, 1999 and 1998                                 2

Consolidated Statements of Cash Flows for the Three Months
   Ended June 30, 1999 and 1998                                        3

Notes to Consolidated Financial Statements                             4


                        UNITED VENTURE CAPITAL FUND, INC.
                                AND SUBSIDIARY
             ELLENAS INTERNATIONAL, INC. DBA UNITED ON LINE, INC.
                          COMPARATIVE BALANCE SHEET
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDING,
                                                 JUNE 30, 1999            JUNE 30, 1998
                                                 -------------            -------------
ASSETS
    Cash in bank                                 $     424,717            $     16,436
    Accounts receivable                                  8,394                       -
    Prepaid ins./rent                                   24,310                       -
    Advances                                             1,925                       -
                                                 -------------            -------------
    Total current assets                               459,346                  16,436

    Property and equipment                             117,682                       -
    Accum. depreciation                                 (6,168)                      -
                                                 -------------            -------------
    Total property and equipment                       111,514                       -

    Other assets, net of amortization                   43,206                   3,929
                                                 -------------            -------------
TOTAL ASSETS                                           614,066                  20,365
                                                 -------------            -------------
                                                 -------------            -------------

LIABILITIES AND CAPITAL
    Current liabilities                                 42,936                       -
    Long term liabilites                                     -                       -
                                                 -------------            -------------
    Total liabilites                                    42,936                       -

    Capital
      Common stock                                       1,255                   1,038
      Paid in capital                                  810,075                  22,992
      Retained earnings                                (11,659)                 (1,113)
      Net income                                      (228,541)                 (2,552)
                                                 -------------            -------------
      Total capital                                    571,130                  20,365
                                                 -------------            -------------
TOTAL LIABILITIES AND CAPITAL                    $     614,066            $     20,365
                                                 -------------            -------------
                                                 -------------            -------------


                        UNITED VENTURE CAPITAL FUND, INC.
                                AND SUBSIDIARY
             ELLENAS INTERNATIONAL, INC. DBA UNITED ON LINE, INC.
                       COMPARATIVE STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDING,
                                                 JUNE 30, 1999            JUNE 30, 1998
                                                 -------------            -------------
REVENUE
     Internet Services                           $      9,257             $          -

COST OF REVENUE EARNED
     Cost of Internet Services                          7,309                        -
                                                 -------------            -------------
GROSS PROFIT                                            1,948                        -

     General, Selling, and
       Administration Expenses                        225,574                    2,527
     Depreciation/Amortization Expenses                 4,915                       25
                                                 -------------            -------------
OPERATING LOSS                                       (228,541)                  (2,552)
     Other income (expense)                                 -                        -
                                                 -------------            -------------

NET LOSS APPLICABLE TO
     COMMON STOCKHOLDERS                         $   (228,541)            $     (2,552)
                                                 -------------            -------------
                                                 -------------            -------------
      Basic and diluted loss per
        common share                             $      (0.02)                     N/A
                                                 -------------            -------------
                                                 -------------            -------------
      Weighted average common
        shares outstanding                         12,552,825               10,381,000
                                                 -------------            -------------
                                                 -------------            -------------


                        UNITED VENTURE CAPITAL FUND, INC.
                                AND SUBSIDIARY
             ELLENAS INTERNATIONAL, INC. DBA UNITED ON LINE, INC.
                     COMPARATIVE STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDING,
                                                 JUNE 30, 1999            JUNE 30, 1998
                                                 -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    (228,541)           $     (2,552)

  Adjustments to reconcile net income to
    net cash:

      Accumulated depreciation                           6,167                       -
      Accounts receivable                               (8,394)                      -
      Other assets                                     (26,234)                      -
      Current liabilities                               42,935                       -
                                                 -------------            -------------
      Total adjustments                                 14,474                       -
                                                 -------------            -------------
      Net cash used in operations                     (214,067)                 (2,552)
                                                 -------------            -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

      Property and equipment                          (117,682)                      -
      Intangible assets                                (41,322)                 (3,929)
                                                 -------------            -------------
      Net cash used in investing activities           (159,004)                 (3,929)
                                                 -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds provided from stock purchases           787,300                    7594
                                                 -------------            -------------
      Net cash provided by financing activities        787,300                    7594
                                                 -------------            -------------
      Net increase (decrease) in cash            $     414,229            $      1,113
                                                 -------------            -------------
                                                 -------------            -------------
      Summary
        Cash balance at end of period            $     424,717            $     16,436
        Cash balance at beginning of period            (16,436)                (16,436)
                                                 -------------            -------------
      Net increase (decrese) in cash             $     408,281            $          -
                                                 -------------            -------------
                                                 -------------            -------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES:

The accompanying unaudited financial statements have been prepared by the Company in accordance to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, these unaudited financial statements contain all adjustments that are necessary to fairly and accurately present the Company's financial position as of June 30, 1999, and for the results of operations for the three month periods ending June 30, 1999 and 1998.

LIQUIDITY

The Company has incurred operating losses for the period ending June 30, 1999 and June 30, 1998. Management plans to continue to obtain financing from outside investors and financial institutions. The Company's Management believes that this funding will allow the Company to continue its deployment of its wireless Internet access service and to increase its expansion efforts across North America. These activities will result in increased earnings and allow the Company to continue to meet its ongoing obligations. It is likely that the Company's auditors would note that the Company's ability to continue to raise capital to fund its ongoing operations would be a material item as to the success of the future operations of the Company.

ACQUISITIONS

On April 27, 1999, the Company acquired the outstanding stock of Ellenas International Corporation by issuing 2,000,000 shares of common stock in exchange for all of the outstanding shares of Ellenas International. The majority shareholder of the Company was also the sole shareholder of Ellenas. The acquisition has been accounted for at historical cost (book value) in a manner consistent with the pooling of interests' method. The consolidated statement presented herein includes the Company and it's acquisition, Ellenas International, from the inception of Ellenas.

STOCK ISSUANCES:

The Company has issued 171,825 shares of its common stack to purchasers during the three-month period ending June 30, 1999, for aggregate consideration of $687,300. These shares were issued without registration under the federal securities laws in reliance upon an exemption from registration requirements contained in the Federal Securities act of 1933, as amended.

SUBSEQUENT EVENTS:

On August 10, 1999, the Company's Board of Directors engaged Ernst & Young LLC as the independent auditors of the Company for the fiscal year ending March 31, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the results of operations and financial condition of United Venture Capital Fund, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report. We are currently doing business as United On Line, Inc.

         The Company's current fiscal year is from April 1, 1999 to March 31, 2000 ("fiscal 2000"). Prior to this fiscal year, the our primary focus has been to seek opportunities for long-term growth through acquisitions. In April 1999, we acquired 100% of the issued and outstanding common stock of Ellenas International Corporation ("Ellenas"), a Colorado-based Internet service provider. Although our historical financial statements include those of Ellenas, Ellenas was also in the development stage prior to this fiscal year. As a result, we carried on no operations and generated no revenues prior to this fiscal year. The discussion and analysis of our financial condition and results of operation should be read in this light.

RESULTS OF OPERATIONS

               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         TOTAL REVENUE

         The Company's revenues are comprised predominately of dial-up and dedicated Internet access service. Total revenues grew from $0 to $9257 for the three months ended June 30, 1999 from June 30, 1998. Revenue growth is primarily attributable to the addition of over 250 dial-up customers.

         GROSS PROFIT

         Gross profit consists of total revenue less the direct cost of delivering services and equipment. These costs include contractual dial-up arrangements with third-party points-of-presence providers or POPs. Gross margin for the three months ended June 30, 1999 was $1,948, or 21% of revenue, as compared to $0 for the three months ended June 30, 1998.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Total selling, general, and administrative expenses ("SG&A") increased from approximately $2,527 for the three months ended June 30, 1998 to $225,574 for the three months ended June 30, 1998. This increase was partially the result of higher payroll costs and benefits, consulting expenses and legal and accounting fees, as the Company grew its business and became a public reporting company. Payroll and benefits costs increased from $0 in the three months ended June 30, 1998 to $106,964 in the three months ended June 30, 1999 as a result of increasing the Company's headcount from 0 employees in June 1998 to nine employees and three consultants in June 1999. The Company added four employees with the acquisition of Ellenas International Corporation in April of 1999. Legal and accounting fees increased from $0 for the three months ended June 30, 1998 to $25,325 for the three months ended June 30, 1999 as the result of the costs associated with becoming a publicly reporting company.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $25 for the three months ended June 30, 1998 to $4,915 for the three months ended June 30, 1999. The increase was due to higher goodwill amortization associated with the acquisition of Ellenas International Corporation in April of 1999.

EFFECTS OF INFLATION

         Inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended June 30, 1999, the Company's cash used in operations was $214,067 as compared to $2,552 for the three months ended June 30, 1998. The increase in cash used in operations primarily resulted from increased operating losses resulting from the hiring of employees and consultants, legal and organizational costs, and increased overhead. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business and develops and deploys its wireless Internet access service.

         For the three months ended June 30, 1999, the Company used $159,004 in investing activities compared to $3,929 for the same period in 1998. This change was primarily due to increased capital expenditures in fiscal 2000.

         For the three months ended June 30, 1999, the Company's cash provided by financing activities increased from $1,113 in the three months ended June 30, 1998 to $787,300 for the same period in 1999, largely as a result of the Company's private placement of 171,825 shares of common stock.

         The Company has funded its operations and working capital needs primarily through the public and private placement of the Company's equity securities. In addition, a portion of the Company's capital expenditures has been financed through capital lease obligations payable to finance companies.

         The Company has cash and cash equivalents of approximately $450,000 as of June 30, 1999. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $11 million through the end of fiscal 2000 for the execution of its current business plan including the financing of its anticipated capital expenditures, acquisitions and operating losses. Although the Company is actively seeking to expand its customer base by acquiring other companies that use similar technologies, we do not presently have any understandings, agreements or arrangements to acquire other companies. There can be no assurance that the Company will be successful in its attempts to acquire other companies.

         In addition to increasing cash flow from operations, the Company intends to obtain funding from private placements of equity securities, establishment of a credit facility to finance equipment purchased and other capital expenditures. There can be no assurance that we will succeed in raising sufficient capital to fund the Company's operations and growth opportunities over the long-term. However, management believes its current operating funds, along with these additional financing sources, will be sufficient to fund its cash requirements for at least the next three months.

         The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company be unsuccessful in its efforts to raise capital it may be required to modify or curtail its plans for growth.

YEAR 2000 ISSUES

         We are preparing our systems and applications for the Year 2000
(Y2K). Various problems may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." If the computer systems cannot distinguish between the year 1900 and 2000, system failures or other computer errors could result.

         STATE OF READINESS

         The Company has established a Year 2000 program to coordinate Year 2000 preparation activities and to report findings to the Board of Directors. Our Year 2000 program consists of five phases: (1) project planning and inventory of our assets; (2) testing and assessment of remediation requirements; (3) remedial action by either upgrade or replacement; (4) testing and validation; and (5) creation of contingency plans in the event of Year 2000 failures. Our program includes the evaluation of Ellenas, which we acquired in April of 1999.

         Our Year 2000 program covers the following: (1) internally developed software products that we provide to our customers; (2) our information technology systems; (3) our network elements; and (4) our operational support systems (including embedded technology). Our Year 2000 program also calls for us to identify and assess the systems and services of our third party suppliers and to take appropriate remedial actions and develop contingency plans where appropriate.

         We provide our customers with a software package that, among other things, allows our customers to access our services. The software package consists of internally developed software that is bundled with third-party software. We expect to complete operational testing by October of 1999 in order to ensure that the current shipping version of our software package (including third-party software) is Year 2000 ready.

         We are currently completing the inventory phase of our Year 2000 program. We expect to complete the assessment phase of the program in September and to begin the remediation phase in October. Due to the acquisition of Ellenas, we have been forced expedite our Year 2000 program. We expect to complete all five phases by November of 1999.

         We are in the process of performing a technical review of the most critical third party systems and intend to survey the publicly available statements issued by the vendors of those systems. In addition, we plan to contact our third party vendors to request information regarding their vulnerability to Year 2000 issues and whether the products and services purchased from these entities are Year 2000 ready. We intend to evaluate these responses for their accuracy and adequacy, and intend to develop appropriate contingency plans for any material supplier that does not provide an adequate response.

         Preliminary indications are that, since we are a relatively new company (founded in 1997), Year 2000 issues will not affect most hardware and software used by the Company. All of the Company's MIS user equipment is based on Microsoft Windows 95, 98, or NT. Microsoft has issued or is issuing patches that will make this software compliant by year-end. Internal MIS systems that handle accounting and customer care are being replaced due to growth needs. All future software that will be purchased will be Y2K compliant. Users have been briefed on the necessity for them to check any special, non-mission critical software that they have purchased for their departments to ensure that it is Y2K compliant.

         With respect to communications from external third parties requesting that the Company provide verification of Y2K compliance on the Company's goods and services, the Company expects to have formal response letters sent no later than October 1999. With respect to communications with external third party vendors that provide additional goods and services to the Company, we expect to issue requests to all those parties to provide verification of Y2K compliance on their goods and services no later than October 1999.

         COSTS

         The Company is continuing to evaluate the financial impact for Y2K compliance and expects that total costs will not exceed $250,000. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised as additional information becomes available. As of July 1999, the Company has incurred approximately $25,000 assessing Year

2000 issues. The Company is assessing whether or not to hire an external consultant to assess the state of readiness of all systems, which could be affected by the Year 2000 issue.

         RISKS

         Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, we believe that our most likely worst case scenario is associated with third-party services or products. We are heavily dependent on a significant number of third party vendors to provide network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to the Company by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect the Company's results of operations, liquidity and financial condition. Although the Company believes that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse affect on the Company's business, financial condition and results of operations as a result of third party failures.

         Moreover, our business depends on the continued operation of, and access to, the Internet. If Year 2000 issues disrupt normal operation of the Internet, our business could be materially and adversely affected.

         CONTINGENCY PLANS

         The Year 2000 program calls for the development of contingency plans for at-risk functions. We plan to monitor and address the development of contingency plans. Because we are only in the preliminary phase of our Year 2000 analysis, we are currently unable to fully assess its risk and determine what contingency plans, if any, need to be implemented. As we progress in our Year 2000 program and identify specific risk areas, we intend to timely implement appropriate remedial actions and contingency plans.

         The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. Our expectations about risks, future costs and the timely completion of our Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remedial efforts include our success in identifying and correcting potential year 2000 issues and the ability of third parties to address their Year 2000 issues. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of June 30, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's short-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the three months ended June 30, 1999, the Company issued and/or sold the following unregistered securities:

       - On April 27, 1999, the Company issued a acquired 100% of the issued and outstanding common stock of Ellenas International Corporation ("Ellenas"), a Colorado corporation headquartered in Denver, Colorado. Ellenas is an Internet service provider. To complete the acquisition, the Company issued 2,000,000 shares of common stock to Theodore Hellen, the sole stockholder of Ellenas International Corporation.
       - The Company issued 171,825 shares of common stock to purchasers during the three months ended June 30, 1999 for aggregate consideration of $687,300.

The above transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 5.  OTHER EVENTS

        On August 10, 1999, the Company's Board of Directors engaged Ernst & Young LLC as the independent auditors of the Company for the fiscal year ending March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          EXHIBIT
          NUMBER          DESCRIPTION OF DOCUMENT
          -------         -----------------------
           27.1           Financial Data Schedule.


(b)      Reports on Form 8-K.

         On June 14, 1999, the Company filed a Current Report on Form 8-K to report the Company's acquisition of 100% of the outstanding common stock of Ellenas International Corporation, a Colorado corporation ("Ellenas") and Internet service provider. Pursuant to Item 7 of Form 8-K, the Form 8-K contained certain financial information concerning the Ellenas acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  August 13, 1999.


                                       UNITED VENTURE CAPITAL FUND, INC.
                                       a Colorado corporation


                                       By: /s/ Theodore Hellen
                                          ---------------------------
                                          Name:  Theodore Hellen
                                          Title: Chairman of the Board
                                                 and Director (PRINCIPAL
                                                 EXECUTIVE OFFICER)



                                       By: /s/ Robert Hampe
                                          ---------------------------
                                          Name:  Robert Hampe
                                          Title: Chief Financial Officer
                                                 (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)



                                  EXHIBIT INDEX

          EXHIBIT
          NUMBER          DESCRIPTION OF DOCUMENT
          -------         -----------------------
           27.1           Financial Data Schedule.