Form 10QSB
period 1999-09-30
UNITED VENTURE CAPITAL FUND INC
filed 1999-11-15
CIK 1059749

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended           September 30, 1999
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                  to
                                      ------------------  ----------------------

        Commission file number 000-24029
                               ---------

                        UNITED VENTURE CAPITAL FUND, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              COLORADO                                           84-1454125
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)


     5619 DTC PARKWAY, 11TH FLOOR
         ENGLEWOOD, COLORADO                                        80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (303) 267-0038
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                    Shares Outstanding as of November 10, 1999
--------------------------------------------------------------------------------
Common Stock, $0.0001 par value                     12,697,325

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. In particular, your attention is directed to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. We intend the disclosure in these sections and throughout the Quarterly Report on Form 10-QSB to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Although we believe that the expectations expressed in these forward-looking statements are reasonable, our expectations may not turn out to be correct. Actual results could be materially different from our expectations, including the following:

     o we may not be able to generate or obtain sufficient capital to maintain operations or to satisfy our plans for growth;

     o our common stock may not be able to attract suitable market makers and therefore, may never be approved for listing on the OTC Bulletin Board or on a national exchange;

     o    we may lose subscribers or fail to grow our subscriber base;

     o we may not successfully integrate new subscribers or assets obtained through acquisitions;

     o    we may fail to compete with existing and new competitors;

     o    we may not be able to sustain our current growth;

     o we may not adequately respond to technological developments impacting the Internet;

     o we may fail to identify and correct a significant Year 2000 compliance problem and experience a major system failure; and

     o    we may not be able to find needed financing.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business that have been included in previous private placement memoranda and that will be provided and in future SEC filings and our press releases.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        UNITED VENTURE CAPITAL FUND, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
    Consolidated Balance Sheet as of September 30, 1999                                       1

    Consolidated Statements of Operations for the Three and
       Six Months Ended September 30, 1999                                                    2

    Consolidated Statement of Stockholders' Equity for the Period
       Ended September 30, 1999                                                               3

    Consolidated Statements of Cash Flows for the Three and
       Six Months Ended September 30, 1999                                                    4

    Notes to Consolidated Financial Statements                                                5

                       UNITED VENTURE CAPITAL FUND, INC.
                    DBA UNITED ON LINE, INTERNATIONAL, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                 SEPTEMBER 30, 1999
                                                                 ------------------
ASSETS
    Cash in bank                                                    $    85,464
    Accounts receivable                                                   1,305
    Note receivable                                                     309,791
    Prepaid ins./rent                                                     7,741
    Advances                                                              3,667
                                                                    -----------

    Total current assets                                                407,968

     Property and equipment                                             205,229
     Accum. depreciation                                                (15,227)
                                                                    -----------

     Total property and equipment                                       190,002

     Deposits                                                             7,559
     Other assets, net of amortization                                   31,467
                                                                    -----------

     TOTAL ASSETS                                                       636,996
                                                                    ===========


LIABILITIES AND CAPITAL
     Current liabilities                                                 38,988

     Long term liabilites                                                    --
                                                                    -----------

     Total liabilites                                                    38,988

     Capital
     Common stock                                                         1,270
     Paid in capital                                                  1,394,060
     Retained earnings                                                  (11,659)
     Net income                                                        (785,662)
                                                                    -----------

      Total capital                                                     598,008
                                                                    -----------

      TOTAL LIABILITIES AND CAPITAL                                 $   636,996
                                                                    ===========

                       UNITED VENTURE CAPITAL FUND, INC.
                    DBA UNITED ON LINE, INTERNATIONAL, INC.
       STATEMENTS OF INCOME FOR THE 2ND QUARTER ENDING SEPTEMBER 30, 1999
                      AND YEAR TO DATE SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                              THREE MONTHS ENDING    SIX MONTHS ENDING
                                               SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                              -------------------   ------------------
REVENUE
     Internet Services                            $     12,372         $     21,629


COST OF REVENUE EARNED
     Cost of Internet Services                          12,699               20,008
                                                  ------------         ------------

GROSS PROFIT                                              (327)               1,621

     General, Selling, and
       Administration Expenses                         541,855              767,429
     Depreciation/Amortization Expenses                 14,938               19,853
                                                  ------------         ------------

OPERATING LOSS                                        (557,120)            (785,661)

     Other income (expense)                               --                   --
                                                  ------------         ------------

NET LOSS APPLICABLE TO
            COMMON STOCKHOLDERS                   $   (557,120)        $   (785,661)
                                                  ============         ============

     Basic and diluted loss per
            common share                          $      (0.04)        $      (0.06)
                                                  ============         ============

     Weighted average common
            shares outstanding                      12,552,825           12,698,825
                                                  ============         ============

                       UNITED VENTURE CAPITAL FUND, INC.
                    DBA UNITED ON LINE, INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                            TOTAL                                            ADDITIONAL        NET
                                        STOCKHOLDER'S    COMMON STOCK      COMMON STOCK       PAID IN        INCOME/
                                           EQUITY         SUBSCRIBED          ISSUED          CAPITAL         (LOSS)
                                    ---------------------------------------------------------------------------------
BEGINNING BALANCE
      100,000,000 SHARES
        AUTHORIZED, 10,381,000
        SHARES ISSUED
        PAR VALUE, $.0001
        JANUARY 1, 1999                       9,555               -            1,038           22,992        (14,475)

APRIL 27, 1999
      2,000,000 SHARES ISSUED
        FOR STOCK PURCHASE IN
        ELLENAS INTERNATIONAL, INC.          50,000                              200           49,800

ADDITION OF ELLENAS EQUITY TO
     PAID IN CAPITAL, NO PAR VALUE           52,817                                            50,000          2,817


47,075 SHARES SUBSCRIBED
     AT $4.00 PER SHARE                     188,300         188,300

NET (LOSS) FOR THE PERIOD
     JANUARY 1, 1999 THRU
     MAY 5, 1999                            (90,345)                                                         (90,345)

47,075 SHARES ISSUED
     AT $4.00 PER SHARE                           -        (188,300)               5          188,295

124,750 SHARES ISSUED                       499,000                               12          498,988

NET LOSS FOR THE PERIOD ENDING
     JUNE 30, 1999                                                                                          (138,196)

146,000 SHARES ISSUED                       584,000                               15          583,985


NET LOSS FOR THE PERIOD ENDING
     SEPTEMBER 30, 1999                                                                                     (557,122)
                                    ---------------------------------------------------------------------------------
ENDING BALANCE
     100,000,000 SHARES AUTHORIZED,
     12,698,825 SHARES ISSUED,
     PAR VALUE $.0001 PER SHARE
     SEPTEMBER 30, 1999                     598,009               -            1,270        1,394,060       (797,321)
                                    =================================================================================

                        UNITED VENTURE CAPITAL FUND, INC.
                    DBA UNITED ON LINE, INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1999
                AND FOR THE SIX MONTHS ENDING SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                     THREE MONTHS ENDING    SIX MONTHS ENDING
                                                     SEPTEMBER 30, 1999    SEPTEMBER 30, 1999
                                                     -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $  (557,121)          $  (785,662)

     Adjustments to reconcile net income to net cash:

      Accumulated depreciation                                9,060                15,227
      Accounts receivable                                     7,089                (1,305)
      Other assets                                         (294,965)             (321,199)
      Current liabilities                                    (3,947)               38,988
                                                        -----------           -----------

      Total adjustments                                    (282,763)             (268,290)
                                                        -----------           -----------

      Net cash used by operations                          (839,884)           (1,053,952)
                                                        -----------           -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

      Property and equipment                                (93,684)             (211,366)
      Other assets - deposits                                (7,259)               (7,759)
      Intangible assets                                     (48,678)              (89,500)
                                                        -----------           -----------

      Net cash used for investing                          (149,621)             (308,626)
                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds provided from stock purchases                613,030             1,400,330
                                                        -----------           -----------

      Net cash provided by financing                        613,030             1,400,330
                                                        -----------           -----------

      Net increase (decrease) in cash                      (376,476)               37,752
                                                        ===========           ===========

      Summary
         Cash balance at end of period                       85,464                85,464
         Cash balance at beginning of period               (424,717)             (186,942)
                                                        -----------           -----------

       Net increase (decrease) in cash                  $  (339,253)          $  (101,478)
                                                        ===========           ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

United Venture Capital Fund, Inc. (the "Company") has prepared the accompanying financial statement s in accordance to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, these unaudited financial statements fairly and accurately represent the Company's financial position as of September 30, 1999, and the results of operations for the three and six-month periods ending September 30, 1999.

COMPARISON DATA

The Company's current management has been unable to locate comparable balance sheet or income statement information for the three and six-month period ending September 30, 1998; therefore, comparable data from these periods has been omitted from these financial statements. During the period from inception through April of 1999, the Company was a shell entity and had no operations; any comparable data from these periods would show little or no activity if it were available.

LIQUIDITY

The Company has continued to incur operating losses for the period ending September 30, 1999. Management plans to continue to obtain financing from outside investors and/or financial institutions. The Company's management believes that this funding will allow the Company to continue its deployment of its Wireless Internet Access Service and to increase its expansion efforts across North America and Europe. These activities will result in increased earnings and allow the Company to continue to meet its ongoing obligations. It is likely that the Company's auditors would note that the Company's ability to continue to raise the capital necessary to fund its ongoing operations would be a material item as to the success of the future operations of the Company.

ACCOUNTS RECEIVABLE

On August 10, 1999, the company issued a loan to Robert K. Hampe, in the amount of $324,787, in accordance to certain terms contained in his employment agreement. As of September 30, 1999, $314,787 of that loan was still outstanding.

OTHER EVENTS

Effective August 1, 1999, the Board of Directors of the Company voted to dissolve Ellenas International Corporation, and merged the operations directly into United Venture Capital Fund. As of the effective date, Ellenas International Corporation ceased to be a wholly owned subsidiary of the Company.

STOCK ISSUANCES

The Company issued 146,000 shares of its common stock to purchasers during the three-month period ending September 30, 1999, for aggregate consideration of $584,000. These shares were issued without registration under federal securities laws in reliance upon an exemption from registration requirement contained in the Federal Securities Act of 1933, as amended.

SUBSEQUENT EVENTS

On November 10, 1999, the account receivable from Robert K. Hampe was partially repaid and reduced by $259,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition of United Venture Capital Fund, Inc. (the "Company") should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Quarterly Report. We are currently doing business as United Online International, Inc.

         The Company's current fiscal year is from April 1, 1999 to March 31, 2000 ("fiscal 2000"). Prior to this fiscal year, our primary focus has been to seek opportunities for long-term growth through acquisitions. In April 1999, we acquired 100% of the issued and outstanding common stock of Ellenas International Corporation ("Ellenas"), a Colorado-based Internet service provider. As of August 1, 1999, the Company's Board of Directors voted to dissolve Ellenas International Corporation and merge Ellenas' operations directly into the Company. Although our historical financial statements include those of Ellenas, Ellenas was also in the development stage prior to this fiscal year. As a result, we carried on no operations and generated no revenues prior to this fiscal year. The discussion and analysis of our financial condition and results of operation should be read in this light. Because the Company operated as a "shell" corporation prior to April of 1999, there is no interim financial information available for the period ending September 30, 1998. Consequently, the comparisons, which would typically be made for this quarterly period, are unavailable.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999

         TOTAL REVENUE

         The Company's revenues are comprised predominately of dial-up and dedicated Internet access service. Total revenues grew from $9257 for the three months ended June 30, 1999 to $12,372 for the three months ended September 30, 1999. Revenue growth is primarily attributable to the addition of dial-up customers and the addition of customers using the Company's Wireless Internet access.

         GROSS PROFIT/LOSS

         Gross profit/loss consists of total revenue less the direct cost of delivering services and equipment. These costs include contractual dial-up arrangements with third-party points-of-presence providers or POPs. Gross margin for the three months ended September 30, 1999 was $(327), or (2.6%) of revenue, as compared to $1948 for the three months ended June 30, 1999.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Total selling, general, and administrative expenses ("SG&A") increased from approximately $225,574 for the three months ended June 30, 1999 to $541,855 for the three months ended September 30, 1999. This increase was the result of higher payroll costs and benefits, consulting expenses and legal and accounting fees, as the Company grew its business and became a public reporting company. Payroll and benefits costs increased from $106,964 in the three months ended June 30, 1999 to $312,681 in the three months ended September 30, 1999 as a result of increasing the Company's headcount from nine employees in June 1999 to twenty-five employees and three consultants in September 1999. Legal and accounting fees decreased from $25,325 for the three months ended June 30, 1999 to $ 10,397 for the three months ended September 30, 1999 as the result of the costs associated with becoming a publicly reporting company in April of 1999.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased from $4,915 for the three months ended June 30, 1999 to $14,398 for the three months ended September 30, 1999. The increase was due to higher goodwill amortization associated with the acquisition of Ellenas International Corporation in April of 1999 and the additional equipment purchased during the period to accompany our growth in employees.

EFFECTS OF INFLATION

         Inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended September 30, 1999, the Company's cash used in operations was $839,884 as compared to $214,067 for the three months ended June 30, 1999. The increase in cash used in operations primarily resulted from increased operating losses resulting from the hiring of employees and consultants, legal and organizational costs, and increased overhead. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business and develops and deploys its wireless Internet access service.

         For the three months ended September 30, 1999, the Company used $149,621 in investing activities compared to $159,004 for the three-month period ended June 30, 1999.

         For the three months ended September 30, 1999, the Company's cash provided by financing activities increased from $787,300 in the three months ended June 30, 1999 to $613,030, largely as a result of the Company's private placement of 146,000 shares of common stock.

         The Company has funded its operations and working capital needs primarily through the private placement of the Company's equity securities. In addition, a portion of the Company's capital expenditures has been financed through capital lease obligations payable to finance companies.

         The Company has cash and cash equivalents of approximately $407,000 as of September 30, 1999. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $15 million through the end of calendar 2000 for the execution of its current business plan including the financing of its anticipated capital expenditures, acquisitions and operating losses. Although the Company is actively seeking to expand its customer base by acquiring other companies that use similar technologies, we do not presently have any understandings, agreements or arrangements to acquire other companies. There can be no assurance that the Company will be successful in its attempts to acquire other companies.

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

         We provide our customers with a software package that, among other things, allows our customers to access our services. The software package consists of internally developed software that is bundled with third-party software. We have completed operational testing phase of our internally developed software and have concluded that the current shipping version of our software package (including third-party software) is Year 2000 ready.

         We have completed the inventory, assessment and remediation phase of our Year 2000 program, and have found our systems in compliance. We expect to complete all five phases by the end of this calendar year.

         We have performed a technical review of the most critical third party systems and surveyed the publicly available statements issued by our vendors of those systems. In addition, we have contacted our third party vendors and received information regarding vulnerability to Year 2000 issues. The products and services that we are using are Year 2000 compliant. The evaluations of these responses appear accurate and adequate. No contingency plan appears necessary with any of our vendors.

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

         With respect to communications from external third parties requesting that the Company provide verification of Y2K compliance on the Company's goods and services, the Company sent formal response letters in October 1999. In addition, we issued requests to all third party vendors that provide goods and services to the Company to provide verification of Y2K compliance in October 1999. We expect to receive responses by the end of November 1999.

         COSTS

         The Company is continuing to evaluate the financial impact for Y2K compliance and expects that total costs will not exceed $50,000. The estimates for the costs of the Year 2000 Program are based upon management's best estimates and may be updated or revised, as additional information becomes available. As of October 1999, the Company has incurred approximately $25,000 assessing Year 2000 issues. The Company is assessing whether or not to hire an external consultant to assess the state of readiness of all systems, which could be affected by the Year 2000 issue.

         RISKS

         Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, we believe that our most likely worst case scenario is associated with third-party services or products. We are heavily dependent on a significant number of third party vendors to provide network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to the Company by third party vendors could cause customers to seek alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect the Company's results of operations, liquidity and financial condition. Although the Company believes that internal Y2K compliance will be achieved by December 31, 1999, there can be no assurance that the Y2K problem will not have a material adverse affect on the Company's business, financial condition and results of operations as a result of third party failures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of September 30, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's short-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended September 30, 1999, the Company issued 146,000 shares of common stock to purchasers during the months ended September 30, 1999, for aggregate consideration of $584,000. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.

         On September 16, 1999, the shareholders of the Company voted to vest the Board of Directors with the authority to change the name of the Company to United Online International, Inc.

ITEM 5.  OTHER MATTERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

           EXHIBIT
            NUMBER           DESCRIPTION OF DOCUMENT
           -------           -----------------------
              27.1           Financial Data Schedule.

(b)      Reports on Form 8-K.

         On August 17, 1999, the Company filed a Current Report on Form 8-K to report the Company's replaced Janet Loss, C.P.A., P.C. ("Ms. Loss"), with Ernst & Young LLP ("E&Y) as its independent auditor for the fiscal year ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  November 15, 1999.



                               UNITED VENTURE CAPITAL FUND, INC.
                               a Colorado corporation

                               By:     /s/ Theodore Hellen
                                  --------------------------------------
                                  Name:    Theodore Hellen
                                  Title:   Chairman of the Board and Director
                                           (Principal Executive Officer)

                               By:     /s/ Robert Hampe
                                  --------------------------------------
                                  Name:    Robert Hampe
                                  Title:   Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX

           EXHIBIT
            NUMBER           DESCRIPTION OF DOCUMENT
           -------           -----------------------
              27.1           Financial Data Schedule.