Form 10QSB
period 1999-12-31
UNITED VENTURE CAPITAL FUND INC
filed 2000-02-14
CIK 1059749

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                       to
                                     ---------------------    ------------------

      Commission file number 000-24029
                            -----------

                        UNITED VENTURE CAPITAL FUND, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            COLORADO                                        84-1454125
--------------------------------                  ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


        5619 DTC PARKWAY, 11TH FLOOR
             ENGLEWOOD, COLORADO                            80111
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

                  Class                   Shares Outstanding as of January 31,
                                                          2000
--------------------------------------------------------------------------------
     Common Stock, $0.0001 par value                   11,188,575


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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business that have been included in previous private placement memoranda and that will be provided in future SEC filings and our press releases.

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                        UNITED VENTURE CAPITAL FUND, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
   Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998  1

   Consolidated Statements of Operations for the Three and
     Nine Months Ended December 31, 1999 and December 31, 1998                 2

   Consolidated Statement of Stockholders' Equity from Inception to December   3
       31, 1999.

   Consolidated Statements of Cash Flows for the Three and Nine Months Ended
     December 31, 1999 and December 31, 1998                                   4

   Notes to Consolidated Financial Statements                                  5

                       UNITED VENTURE CAPITAL FUND, INC.
                     DBA UNITED ONLINE INTERNATIONAL, INC.
                          COMPARATIVE BALANCE SHEET
                     DECEMBER 31, 1999 AND MARCH 31, 1999

                                                     (UNAUDITED)
                                                   DECEMBER 31, 1999                        MARCH 31, 1999
                                           -----------------------------------     ----------------------------------
ASSETS
   Cash in bank                                                      $ 29,880                               $ 22,500
    Accounts receivable                                                11,954                                      -
    Note receivable                                                    82,723                                      -
    Prepaid ins./rent                                                  11,776                                      -
    Advances                                                            3,218                                      -
                                           -----------------------------------     ----------------------------------

    Total current assets                                              139,551                                 22,500

     Property and equipment                                           308,450                                      -
     Accum. depreciation                                              (25,986)                                     -
                                           -----------------------------------     ----------------------------------

     Total property and equipment                                     282,464                                      -

     Deposits                                                          21,793                                      -
     Other assets, net of amortization                                 25,577                                    417
                                           -----------------------------------     ----------------------------------

     TOTAL ASSETS                                                     469,385                                 22,917
                                           ===================================     ==================================


LIABILITIES AND CAPITAL
     Accounts payable and other                                                                                    -
          current liabilities                                          11,606

      Other current liabilities                                        29,111

     Long term liabilites                                                   -                                      -
                                           -----------------------------------     ----------------------------------

     Total liabilites                                                  40,717                                      -

     Capital
      Common stock                                                      1,289                                  1,038
      Paid in capital                                               2,064,037                                 22,992
      Retained earnings                                               (11,659)                                     -
      Net income                                                   (1,624,999)                                (1,113)
                                           -----------------------------------     ----------------------------------

      Total capital                                                   428,668                                 22,917
                                           -----------------------------------     ----------------------------------

      TOTAL LIABILITIES AND CAPITAL                                 $ 469,385                               $ 22,917
                                           ===================================     ==================================

                       UNITED VENTURE CAPITAL FUND, INC
                    DBA UNITED ONLINE INTERNATIONAL, INC.
      STATEMENTS OF INCOME FOR THE 3RD QUARTER ENDING DECEMBER 31, 1999
                     AND YEAR TO DATE DECEMBER 31, 1999

                                 (UNAUDITED)

                                   THREE MONTHS       NINE MONTHS        THREE MONTHS       NINE MONTHS
                                       ENDING           ENDING              ENDING             ENDING
                                 DECEMBER 31, 1999 DECEMBER 31, 1999   DECEMBER 31, 1998  DECEMBER 31, 1998
                                 --------------------------------------------------------------------------
REVENUE
     Internet Services                     $ 13,383          $ 32,945                $ -             $ -

COST OF REVENUE EARNED
      Cost of Internet Services              19,700            39,708                  -               -

                                  -----------------------------------------------------------------------

GROSS PROFIT                                 (6,317)           (6,763)                 -               -


      General, Selling, and
          Administration Expenses           825,952         1,593,382              7,857          13,287
      Depreciation/Amortization
        Expenses                             16,649            36,502                 25              75

                                  -----------------------------------------------------------------------

OPERATING LOSS                             (848,918)       (1,636,647)            (7,882)        (13,362)

       Other income (expense)                 9,582            11,648                  -               -

                                  -----------------------------------------------------------------------

NET LOSS APPLICABLE TO
              COMMON STOCKHOLDERS        $ (839,336)     $ (1,624,999)          $ (7,882)      $ (13,362)
                                  =======================================================================


        Basic and diluted loss per
            common share                       (0.1)          $ (0.15)           $ (0.00)        $ (0.00)
                                  =======================================================================

         Weighted average common
             shares outstanding          11,150,075        11,150,075         10,381,000      10,381,000
                                  =======================================================================

                       UNITED VENTURE CAPITAL FUND, INC.

                     DBA UNITED ONLINE INTERNATIONAL, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY


                                       TOTAL                                                         ADDITIONAL         NET
                                   STOCKHOLDER'S   COMMON STOCK    COMMON STOCK       TREASURY         PAID IN        INCOME/
                                       EQUITY       SUBSCRIBED        ISSUED           SHARES          CAPITAL        (LOSS)
                                   ----------------------------------------------------------------------------------------------
BEGINNING BALANCE
      100,000,000 SHARES
        AUTHORIZED, 10,381,000
        SHARES ISSUED
        PAR VALUE, $.0001
     JANUARY 1, 1999                        9,555               -           1,038                           22,992       (14,475)

APRIL 27, 1999
      2,000,000 SHARES ISSUED
        FOR STOCK PURCHASE IN
       ELLENAS INTERNATIONAL, INC.         50,000                             200                           49,800

ADDITION OF ELLENAS EQUITY TO
     PAID IN CAPITAL, NO PAR VALUE         52,817                                                           50,000         2,817


47,075 SHARES SUBSCRIBED
    AT $4.00 PER SHARE                    188,300         188,300

NET (LOSS) FOR THE PERIOD
    JANUARY 1, 1999 THRU
    MAY 5, 1999                           (90,345)                                                                       (90,345)

47,075 SHARES ISSUED
     AT $4.00 PER SHARE                         -        (188,300)              5                          188,295

124,750 SHARES ISSUED                     499,000                              12                          498,988

NET LOSS FOR THE PERIOD ENDING                                                                                          (138,196)
     JUNE 30, 1999

146,000 SHARES ISSUED                     584,000                              15                          583,985


NET LOSS FOR THE PERIOD ENDING                                                                                          (557,122)
     SEPTEMBER 30, 1999

TREASURY SHARES PURCHASED                                                                1,735,000         (75,004)

186,250 SHARES ISSUED                     745,000                              19                          744,981

NET LOSS FOR THE PERIOD ENDING
   DECEMBER 31, 1999                                                                                                    (839,336)

                                   ----------------------------------------------------------------------------------------------
ENDING BALANCE
    100,000,000 SHARES AUTHORIZED,
    11,150,075 SHARES ISSUED,
    PAR VALUE $.0001 PER SHARE
    DECEMBER 31, 1999                     428,669               -           1,289                        2,064,037    (1,636,657)
                                   ==============================================================================================

                       UNITED VENTURE CAPITAL FUND, INC.
                     DBA UNITED ONLINE INTERNATIONAL, INC.
                          STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDING DECEMBER 31, 1999
           AND FOR THE NINE MONTHS ENDING DECEMBER 31, 1999 AND 1998

                                                                      (UNAUDITED)
                                                            THREE MONTHS       NINE MONTHS           NINE MONTHS
                                                               ENDING            ENDING                ENDING
                                                         DECEMBER 31, 1999   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                         -----------------  -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..............................   $        (839,336)   $      (1,624,999)   $         (13,362)

     Adjustments to reconcile net income to net cash:

      Accumulated depreciation ......................              10,759               25,986                   75
      Accounts receivable ...........................              (6,734)              (8,222)                --
      Other assets ..................................             213,880              (98,159)                --
      Current liabilities ...........................               7,416               37,427                  150
                                                         -----------------  ------------------    -----------------

      Total adjustments .............................             225,321              (42,968)                 225
                                                         -----------------  ------------------    -----------------

      Net cash used by operations ...................            (614,015)          (1,667,967)             (13,137)
                                                         -----------------  ------------------    -----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:

      Property and equipment ........................            (103,221)            (314,587)                --
      Other assets - deposits .......................             (14,734)             (22,493)                --
      Intangible assets .............................                --                (89,500)                --
                                                         -----------------  ------------------    -----------------

      Net cash used for investing ...................            (117,955)            (426,580)                --
                                                         -----------------  ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds provided from stock purchases ........             669,996            2,065,326                 --
                                                         -----------------  ------------------    -----------------

      Net cash provided by financing ................             669,996            2,065,326                 --
                                                         -----------------  ------------------    -----------------

      Net increase (decrease) in cash ...............             (61,974)             (29,221)             (13,137)
                                                         =================  ==================    =================

      Summary
         Cash balance at end of period ..............              29,880               29,880                 --
         Cash balance at beginning of period ........              85,464             (186,942)              22,500
                                                         -----------------  ------------------    -----------------

       Net increase (decrease) in cash ..............   $         115,344    $        (157,062)   $           9,363
                                                         =================  ==================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

The Company has prepared the accompanying financial statements in accordance to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals (GAAP) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, these unaudited financial statements fairly and accurately represent the Company's financial position as of December 31, 1999, and the results of operations for the three and nine-month periods ending December 31, 1999.

COMPARISON DATA

The Company's comparison data for the Nine month period ended December 31, 1998, shows the results from a period during which the Company had no operations.

LIQUIDITY

The Company has continued to incur operating losses for the period ending December 31, 1999. Management plans to continue to obtain financing from outside investors and/or financial institutions. The Company's management believes that this funding will allow the Company to continue its deployment of its Wireless Internet Access Service and to increase its expansion efforts across North America and Europe. These activities will result in increased earnings and will assist the Company to continue to meet its ongoing obligations. It is likely that the Company's auditors would note that the Company's ability to continue to raise the capital necessary to fund its ongoing operations would be a material item as to the success of the future operations of the Company.

RELATED PARTY TRANSACTION

Robert K. Hampe, Senior Vice President and Chief Operating Officer of the Company, had an outstanding loan due the Company in the amount of $65,368.60 as of December 31, 1999. This note is currently being fully amortized.

OTHER EVENTS

Effective August 1, 1999, the Board of Directors of the Company voted to dissolve Ellenas International Corporation, and merged the operations directly into United Venture Capital Fund. As of the effective date, Ellenas International Corporation ceased being a wholly owned subsidiary of the Company.

STOCK ISSUANCES

The Company has issued 186,250 shares of its common stock to purchasers during the three month period ending December 31, 1999, for aggregate consideration of $745,000. These shares were issued without registration under federal securities laws in reliance upon an exemption from registration requirement contained in the Federal Securities Act of 1933, as amended.

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

     The Company's current fiscal year is from April 1, 1999 to March 31, 2000 ("fiscal 2000"). Prior to this fiscal year, our primary focus has been to seek opportunities for long-term growth through acquisitions. In April 1999, we acquired 100% of the issued and outstanding common stock of Ellenas International Corporation ("Ellenas"), a Colorado-based Internet service provider. As of August 1, 1999, the Company's Board of Directors voted to dissolve Ellenas International Corporation and merge Ellenas' operations directly into the Company. Although our historical financial statements include those of Ellenas, Ellenas was also in the development stage prior to this fiscal year. As a result, we carried on no operations and generated no revenues prior to this fiscal year. The discussion and analysis of our financial condition and results of operation should be read in this light. Because the Company operated as a "shell" corporation prior to April of 1999, the interim financial information available for the period ending December 31, 1998 shows little operating activity.

RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     TOTAL REVENUE

     The Company's revenues are comprised predominately of dial-up and dedicated Internet access service. Total revenues grew from $0.00 for the three months ended December 31, 1998 to $13,383 for the three months ended December 31, 1999. For the nine month period ending December 31, 1999, total revenue increased to $32,945 from $0.00 for the nine months ended 12/31/98. Revenue growth is primarily attributable to the addition dial-up customers and the addition of customers using the Company's Wireless Internet access.

     GROSS PROFIT/LOSS

     Gross profit/loss consists of total revenue less the direct cost of delivering services and equipment. These costs include contractual dial-up arrangements with third-party points-of-presence providers or POPs. Gross margin for the three months ended December 31, 1999 was $6,317, as compared to $0.00 for the three months ended December 31, 1998. For the nine month period ending December 31, 1999, Gross margin ended at $6,763, as compared to $0.00 for the nine months ended December 31, 1998.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Total selling, general, and administrative expenses ("SG&A") increased from approximately $7,857 for the three months ended December 31, 1998 to $825,952 for the three months ended December 31, 1999. For the nine months ended December 31, 1999 SG&A increased to 1,593,382 from 13,287 for the nine months ended December 31, 1998. This increase was the result of higher payroll and benefit costs, consulting, legal, and accounting fees, as the Company grew its business and became a public reporting company. Payroll and benefits costs increased from $0.00 in the three and nine months ended December 31, 1998 to $389,622 and in the three month and nine month periods ended December 31, 1999, respectively, as a result of increasing the Company's headcount from no employees in December 31, 1998 to 25 employees in December 1999. Legal and accounting fees increased from $4,212 for the three months ended December 31, 1998 to $37,621 for the three months ended December 31, 1999. For the nine month period ended December 31, 1999, legal and accounting fees increased to $73,344 from $4,212 for the nine months ended December 31, 1998. This increase was a result of the costs associated with becoming a publicly reporting company in April of 1999.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased from $25 for the three months ended December 31, 1998 to $16,649 for the three months ended December 31, 1999. For the nine month period ending December 31, 1999, depreciation and amortization increased to 36,502 from 75 for the nine months ended December 31, 1998. The increase was due to additional equipment purchased during the period to accompany our growth in employees.

EFFECTS OF INFLATION

     Inflation has not had a material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended December 31, 1999, the Company's cash used in operations was $614,015 as compared to $13,137 for the three months ended December 31, 1998. Cash used in operations increased to $1,667,967 for the nine months ended December 31, 1999 from $13,137 for the nine month period ended December 31, 1998. The increase in cash used in operations primarily resulted from increased operating losses resulting from the hiring of employees and consultants, legal and organizational costs, and increased overhead. The Company expects to continue to have operating cash flow deficiencies for the near future as it develops and expands its business and develops and deploys its wireless Internet access service.

     For the three months ended December 31, 1999, the Company used $117,955 in investing activities compared to $0.00 for the three-month period ended December 31,1998. The cash used in investing activities increased to $426,580 from the nine months period ended December 31,1999 from $0.00 for the none month period ended December 31, 1998.

     For the three months ended December 31, 1999, the Company's cash provided by financing activities increased from $0.00 in the three months ended December 31, 1998 to $745,000, largely as a result of the Company's private placement of 186,250 shares of common stock. For the nine months ended December 31, 1999 cash provided from financing activities increased to 2,065,326 from $0.00 for the nine months ended December 31, 1998.

     The Company has funded its operations and working capital needs primarily through the private placement of the Company's equity securities. In addition, a portion of the Company's capital expenditures has been financed through capital lease obligations payable to finance companies.

     The Company has cash and cash equivalents of approximately $139,551 as of December 31, 1999. Management estimates that, based upon its current expectations for growth, the Company will require additional funding of up to $15 million through the end of calendar 2000 for the execution of its current business plan including the financing of its anticipated capital expenditures, acquisitions and operating losses. Although the Company is actively seeking to expand its customer base by acquiring other companies that use similar technologies, we do not presently have any understandings, agreements or arrangements to acquire other companies. There can be no assurance that the Company will be successful in its attempts to acquire other companies.

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

     The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, and the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. Management believes that the Company will need to raise approximately $15 million to fund ongoing operations over the next 12 months. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company be unsuccessful in its efforts to raise capital it may be required to modify or curtail its plans for growth.

YEAR 2000 ISSUES

The Year 2000 problem is the result of computer programs that use two digits rather than four to define the applicable year. Computer equipment and programs that have time-sensitive software may not be able to distinguish whether "00" means 1900 or 2000. Incompatible date coding could cause a major system failure or could create erroneous results. We may also be vulnerable to other companies' Year 2000 issues.

     As of December 31, 1999, the Company incurred approximately $25,000 of expenses in preparing our systems and applications for potential Year 2000 problems. Our failure, or the failure of third parties on which we rely, to address Year 2000 readiness issues could result in an interruption, or a failure, of normal business activities or operations. Although we did not experience any system failures on January 1, 2000, we remain concerned about the potential for problems throughout the year. We believe that the primary risks that we face with regard to the Year 2000 are those arising from third party services or products. In particular, we depend heavily on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of these network services or equipment could cause our customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support. This in turn could materially and adversely affect business.

     Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, or if a large portion of our customers are unable to access the Internet due to Year-2000 related issues in connection with their own systems, our business could be materially and adversely affected.

     We also face Year 2000 risks related to the acquisitions we make. Although we do not presently expect to spend additional funds to implement our Year 2000 readiness program, unexpected problems associated with acquisitions may force us to incur additional costs. Actual costs of addressing Year 2000 problems may significantly exceed our estimates and our business could be materially and adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of December 31, 1999. The Company's interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the Company's cash equivalents. The Company's short-term debt has fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, the Company generally enters into fixed rate investing and borrowing arrangements. As a result, the Company believes that the market risk arising from holding of its financial instruments is not material.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     During the three months ended December 31, 1999, the Company issued 186,250 shares of common stock to purchasers during the months ended December 31, 1999, for aggregate consideration of $745,000. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER MATTERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

       EXHIBIT
       NUMBER                     DESCRIPTION OF DOCUMENT
      ----------    -----------------------------------------------------
         27.1       Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: November 12, 1999.


                              UNITED VENTURE CAPITAL FUND, INC.
                              a Colorado corporation


                              By:     /S/ THEODORE HELLEN
                                 -----------------------------------------------
                                 Name:   Theodore Hellen
                                 Title:  Chairman of the Board and Director
                                         (PRINCIPAL EXECUTIVE OFFICER)



                              By:     /S/ ROBERT HAMPE
                                 -----------------------------------------------
                                 Name:   Robert Hampe
                                 Title:  Senior Vice President (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)



                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                     DESCRIPTION OF DOCUMENT
      ----------    -----------------------------------------------------
         27.1       Financial Data Schedule.